Form 10QSB
period 2007-06-30
BRISTOL BAY SCIENCES, INC.
filed 2007-08-14
CIK 1344292

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 125,000 shares of common stock, par value $.001 per share, outstanding as of August 13, 2007.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

BRISTOL BAY SCIENCES, INC.

- INDEX -

Page
PART I - FINANCIAL INFORMATION:

Condensed Balance Sheets June 30, 2007 (Unaudited) and December 31, 2006	F-1

Condensed Statements of Operations (Unaudited) Three and Six months ended June 30, 2007 and 2006 and the Period from August 12, 2005 (Inception) to June 30, 2007	F-2

Condensed Statement of Changes in Stockholders' Deficiency (Unaudited) Period from August 12, 2005 (Inception) to June 30, 2007	F-3

Condensed Statements of Cash Flows (Unaudited) Six months ended June 30, 2007 and 2006 and the Period from August 12, 2005 (Inception) to June 30, 2007	F-4

Notes to the Unaudited Condensed Financial Statements	F-5

Item 2. Management's Discussion and Analysis or Plan of Operation	1

Item 3. Controls and Procedures	1

PART II - OTHER INFORMATION:

Item 1. Legal Proceedings	2

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	2

Item 3. Defaults Upon Senior Securities	2

Item 4. Submission of Matters to a Vote of Security Holders	2

Item 5. Other Information	2

Item 6. Exhibits	3

Signatures	4

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

BRISTOL BAY SCIENCES, INC.
(A Development Stage Company)

Condensed Balance Sheets

	June 30, 2007	December 31, 2006
	(Unaudited)	(Note 1)
ASSETS
Cash	$3,126	$4,476

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accrued expenses	$24,472	$15,057

Noncurrent liabilities:
Accrued interest - related party	4,011	2,381
Notes payable - related party	74,473	51,346

Total liabilities	102,956	68,784

Commitments and contingencies

Stockholders’ deficiency:
Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued	-	-
Common stock, $.001 par value; 75,000,000 shares authorized; 125,000 shares issued and outstanding	125	125
Additional paid-in capital	4,875	4,875
Deficit accumulated during the development stage	(104,830)	(69,308)

Total stockholders’ deficiency	(99,830)	(64,308)

Totals	$3,126	$4,476

See notes to unaudited condensed financial statements.

BRISTOL BAY SCIENCES, INC.
(A Development Stage Company)

Condensed Statements of Operations (Unaudited)

	Three months ended June 30,		Six months ended June 30,		Period from August 12, 2005 (Inception) to June 30,
	2007	2006	2007	2006	2007
Operating expenses and loss from operations:
General and administrative	$15,882	$7,143	$33,892	$18,142	$100,819

Loss from operations	(15,882)	(7,143)	(33,892)	(18,142)	(100,819)

Interest expense	876	480	1,630	871	4,011

Net loss	$(16,758)	$(7,623)	$(35,522)	$(19,013)	$(104,830)

Basic and diluted net loss per common share	$(0.13)	$(0.06)	$(0.28)	$(0.15)

Weighted average common shares outstanding	125,000	125,000	125,000	125,000

See notes to unaudited condensed financial statements.

BRISTOL BAY SCIENCES, INC.
(A Development Stage Company)

Condensed Statement of Changes in Stockholders’ Deficiency (Unaudited)
Period from August 12, 2005 (Inception) to June 30, 2007

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Issuance of common stock to
founders in August 2005
at $.04 per share	125,000	$125	$4,875		$5,000

Net loss				$(32,168)	(32,168)

Balance - December 31, 2005	125,000	125	4,875	(32,168)	(27,168)

Net loss				(37,140)	(37,140)

Balance - December 31, 2006	125,000	125	4,875	(69,308)	(64,308)

Net loss				(35,522)	(35,522)

Balance - June 30, 2007	125,000	$125	$4,875	$(104,830)	$(99,830)

See notes to unaudited condensed financial statements.

BRISTOL BAY SCIENCES, INC.
(A Development Stage Company)

Condensed Statements of Cash Flows (Unaudited)

	Six months ended June 30, 2007	Six months ended June 30, 2006	Period from August 12, 2005 (Inception) to June 30, 2007
Cash flows from operating activities:
Net loss	$(35,522)	$(19,013)	$(104,830)
Adjustments to reconcile net loss to net cash from operating activities:
Changes in:
Accrued expenses	9,415	1,011	24,472
Expenses paid by related party satisfied through the issuance of notes	23,127	17,131	74,473
Accrued interest - related party	1,630	871	4,011

Net cash used in operating activities	(1,350)	-	(1,874)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	-	5,000

Net (decrease) increase in cash	(1,350)	-	3,126
Cash, beginning of period	4,476	4,476	-

Cash, end of period	$3,126	$4,476	$3,126

See notes to unaudited condensed financial statements.

BRISTOL BAY SCIENCES, INC.
(A Development Stage Company)

Notes to the Unaudited Condensed Financial Statements
June 30, 2007

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

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly-held corporation. The Company’s principal business objective for the 12 months subsequent to June 30, 2007 and beyond such time will be to achieve long-term growth potential through a combination with a business (“Business Combination”) rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and thus may acquire any type of business. The analysis of new business opportunities will be undertaken by, or under the supervision of, the officers and directors of the Company.

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
June 30, 2007

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

Loss per common share:

Basic earnings (loss) per common share excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. There were no potentially dilutive securities outstanding from the Company's inception through June 30, 2007.

 Note 3 - Related Party Transactions:

Notes payable:

On August 14, 2005, the Company issued a 5% promissory note payable to Paramount BioCapital Investments, LLC (“Paramount”), an affiliate of a significant stockholder of the Company. This note and all accrued interest matures on August 14, 2008 or earlier if certain events occur. The note payable was issued to Paramount for future expenses that it has since paid on behalf of the Company. As of June 30, 2007 and December 31, 2006, the principal balance of this note was $31,320. On December 31, 2006 this note was assigned to Paramount BioSciences, LLC (“PBS”), an affiliate of a significant stockholder of the Company.

On January 30, 2006, the Company issued a 5% promissory note payable to PBS. This note and all accrued interest matures on January 30, 2009 or earlier if certain events occur. The note payable was issued to PBS for future expenses that it has since paid on behalf of the Company. As of June 30, 2007 and December 31, 2006, the principal balance of this note is $43,153 and $20,026, respectively.

Office space and administrative services:

Effective January 1, 2006, the Company began accruing a monthly fee of $1,000 charged by PBS for certain management services.

BRISTOL BAY SCIENCES, INC.
(A Development Stage Company)

Notes to the Unaudited Condensed Financial Statements
June 30, 2007

Note 4 - Subsequent Events:

On August 9, 2007, the Company entered into an Agreement and Plan of Merger (the “Merger”) with Tracon Pharmaceuticals, Inc. (“Tracon”), a Delaware corporation, pursuant to which a wholly−owned subsidiary of the Company will merge with and into Tracon in a “recapitalization” of Tracon. Tracon is a biotechnology company developing targeted therapies for cancer and related diseases. Tracon has not generated any significant revenues as of December 31, 2006 and, accordingly, it is also in the development stage. For accounting purposes, the Merger will be accounted for as an acquisition of the Company and a recapitalization of Tracon. Tracon will be the surviving company. The historical financial statements presented will be those of Tracon as a combined entity with the Company. The net assets and liabilities will be recorded initially at their book values. No intangibles will be recorded as a part of the transaction.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Plan of Operation. Bristol Bay Sciences, Inc. (“we”, “our”, “us” or the “Company”) has not realized any revenues from operations since August 12, 2005 (inception). Its plan of operation for the next twelve months shall be consummate the Merger (defined below) with Tracon Pharmaceuticals, Inc., a Delaware corporation (“Tracon”) and Bristol Bay Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of the Company (“Bristol Bay Merger Sub”) or, in the event the Merger is not consummated, to continue its efforts to locate suitable acquisition candidates. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

On August 9, 2007, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Tracon and Bristol Bay Merger Sub, pursuant to which Bristol Bay Merger Sub will merge with and into Tracon and Tracon will survive as the wholly-owned subsidiary of the Company (the “Merger”). Bristol Bay Merger Sub was formed on July 30, 2007. The Company and Tracon intend to begin preparation of agreements necessary to consummate the Merger. There can be no assurances that the Merger or any similar transaction contemplated under the terms of the Merger Agreement will ever be consummated.

Liquidity and Capital Resources. As of June 30, 2007, the Company had assets equal to $3,126 consisting exclusively of cash. The Company incurred a net loss of $104,830 for the period from August 12, 2005 (inception) to June 30, 2007. Combined with the fact that the Company has a working capital deficiency of $21,346 and a deficit accumulated during the development stage of $104,830 as of June 30, 2007, it is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.

Results of Operations. The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from August 12, 2005 (inception) to June 30, 2007. It is unlikely the Company will have any revenues unless it is able to effect an acquisition, or merger with an operating company, of which there can be no assurance.

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

As of June 30, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in internal controls.

There have been no changes in our internal controls or in other factors during our most recent fiscal quarter that could significantly affect these controls and procedures during the quarterly period ended June 30, 2007.

1

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of the officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. None.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Security Holders. None.

Item 5. Other Information.

The following information is being provided herein in lieu of in a Current Report on Form 8-K.

Entry into a Material Definitive Agreement

On August 9, 2007, the Company entered into the Merger Agreement with Tracon and Bristol Bay Merger Sub, pursuant to which Bristol Bay Merger Sub will merge with and into Tracon and Tracon will survive as the wholly-owned subsidiary of the Company. The description of the Merger is a summary and is qualified in its entirety by the provisions of the Merger Agreement, a copy of which is attached hereto as Exhibit 2.1.

Bristol Bay Merger Sub was formed on July 30, 2007, and since inception, it has not had any significant assets, liabilities or revenue and expenses.

A condition to closing the Merger is that Tracon shall have closed on at least $18,000,000 of gross proceeds from the sale of common stock (the “Financing”).

The Merger Agreement may be terminated at any time prior to the Effective Time (as defined in the Merger Agreement) as follows: (i) by mutual written consent duly authorized by the Board of Directors of the Company and Tracon; or (ii) by either the Company or Tracon if the Merger shall not have been consummated by October 31, 2007, which date shall be automatically extended for up to 30 days if the expiration of the Financing shall have been extended (the “Outside Date”); (iii) by either the Company or Tracon if a Governmental Entity (as defined in the Merger Agreement) shall have issued an order, decree or ruling or taken any other action, in any case having the effect of permanently restraining, enjoining or otherwise prohibiting the Merger, which order, decree, ruling or other action shall have become final and nonappealable or any law, order, rule or regulation is in effect or is adopted or issued, which has the effect of prohibiting the Merger; or (iv) by the Company, on the one hand, or Tracon, on the other, if any condition to the obligation of any such party to consummate the Merger set forth in Section 6.2 (in the case of Tracon) or 6.3 (in the case of the Company) of the Merger Agreement becomes incapable of satisfaction prior to the Outside Date; provided, however, that the failure of such condition is not the result of a breach of the Merger Agreement by the party seeking to terminate the Merger Agreement.

Tracon is a privately-held biotechnology company developing targeted therapies for cancer and related diseases. Tracon seeks to address unmet needs in this arena with product candidates that focus on cellular targets primarily implicated in cancer growth and angiogenesis. Currently, Tracon is focused on the development of several drug candidates fitting this profile, all of which are at an early stage of development.

The Company and Tracon intend to begin preparation of agreements necessary to consummate the Merger. There can be no assurances that the Merger or any similar transaction contemplated under the terms of the Merger Agreement will ever be consummated.

2

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-B.

Exhibit No.	Description
2.1	Agreement and Plan of Merger by and between Bristol Bay Sciences, Inc. and Tracon Pharmaceuticals, Inc., dated August 9, 2007.
*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on August 12, 2005.
*3.2	By-Laws.
31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007.

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

3

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 13, 2007	BRISTOL BAY SCIENCES, INC.

	By:	/s/ Stephen C. Rocamboli
Name: Stephen C. Rocamboli
Title: President

4